Form 10QSB
period 1996-03-31
ENEX 90-91 INCOME & RETIREMENT FUND SERIES 3 LP
filed 1996-05-14
CIK 880580

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from...............to...............

                         Commission file number 0-19626

             ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 3, L.P. (Exact name of small business issuer as specified in its charter)

             New Jersey                                           76-0299900
   (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                            Identification No.)

                         Suite 200, Three Kingwood Place
                             Kingwood, Texas  77339
                    (Address of principal executive offices)

                    Issuer's telephone number  (713) 358-8401


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes x No

                            PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 3, L.P.
BALANCE SHEET
- -------------------------------------------------------------------------------

                                                                MARCH 31,
ASSETS                                                             1996
                                                          ---------------------
                                                               (Unaudited)
CURRENT ASSETS:
  Cash                                                    $             44,157
  Accounts receivable - oil & gas sales                                 46,721
                                                          ---------------------

Total current assets                                                    90,878
                                                          ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                                   962,796
  Less  accumulated depletion                                          436,760
                                                          ---------------------

Property, net                                                          526,036
                                                          ---------------------

ORGANIZATION COSTS
(Net of accumulated amortization of $39,156)                             4,346
                                                          ---------------------

TOTAL                                                     $            621,260
                                                          =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                       $                147
   Payable to general partner                                            4,818
                                                          ---------------------

Total current liabilities                                                4,965
                                                          ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                    602,893
   General partner                                                      13,402
                                                          ---------------------

Total partners' capital                                                616,295
                                                          ---------------------

TOTAL                                                     $            621,260
                                                          =====================






See accompanying notes to financial statements.
- ------------------------------------------------------------------------------

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 3, L.P.
STATEMENTS OF OPERATIONS
- -----------------------------------------------------------------------------


(UNAUDITED)                             THREE MONTHS ENDED
                                   ------------------------------------------

                                        MARCH 31,              MARCH 31,
                                           1996                  1995
                                   -------------------    -------------------

REVENUES:
  Oil and gas sales                $           68,577       $         39,687
                                   -------------------     ------------------

EXPENSES:
  Depletion and amortization                   21,819                 21,317
  General and administrative                   11,259                  4,964
                                   -------------------    -------------------

Total expenses                                 33,078                 26,281
                                   -------------------    -------------------






NET INCOME                         $           35,499       $         13,406
                                   ===================    ===================




See accompanying notes to financial statements.
- ------------------------------------------------------------------------------

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 3, L.P.
STATEMENTS OF CASH FLOWS
- ---------------------------------------------------------------------------

(UNAUDITED)
                                                            THREE MONTHS ENDED
                                                      ------------------------

                                                         MARCH 31,     MARCH 31,
                                                            1996         1995
                                                    ------------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $    35,499       $  13,406
                                                    ------------      ----------

Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depletion and amortization                             21,819          21,317
(Increase) decrease in:
  Accounts receivable - oil & gas sales                 (10,090)          8,879
Increase (decrease) in:
   Accounts payable                                      (1,205)         (2,859)
   Payable to general partner                            (2,665)          5,746
                                                    ------------      ----------

Total adjustments                                         7,859          33,083
                                                    ------------      ----------

Net cash provided by operating activities                43,358          46,489
                                                    ------------      ----------




CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                  (21,186)        (28,711)
                                                    ------------      ----------

NET INCREASE IN CASH                                     22,172          17,778

CASH AT BEGINNING OF YEAR                                21,985           7,599
                                                    ------------      ----------

CASH AT END OF PERIOD                               $    44,157       $  25,377
                                                    ============      ==========



See accompanying notes to financial statements.
- ------------------------------------------------------------------------------

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 3, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The Company has presented its cash flow using the indirect method and considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

2. A cash distribution was made to the limited partners of the Company in the amount of $19,067, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on January 31, 1996.

Item 2.  Managements's Discussion and Analysis or Plan of Operation.


First Quarter 1996 Compared to First Quarter 1995

Oil sales for the first quarter increased from $39,687 in 1995 to $68,577 in 1996. This represents an increase of $28,890 (73%). A 64% increase in average net prices increased sales by $26,818. A 5% increase in production increased sales by an additional $2,072. The increase in average net prices was a result of lower operating costs incurred on the Charlotte acquisition, in which the Company has a net profits interest, coupled with higher prices in the overall market for the sale of oil. The increase in production was a result of higher production from the Charlotte acquisition, which was partially shut-in for workovers in the first quarter of 1995.

Depletion expense increased from $19,142 in the first quarter of 1995 to $19,644 in the first quarter of 1995. This represents a decrease of $502 or 3%. The increase in production, noted above, increased depletion expense by $1,000. This increase was partially offset by a 2% decrease in the depletion rate. The decrease in the depletion rate was primarily a result of relatively higher production from properties with a lower depletion rate, partially offset by a downward revision of the oil reserves during December 1995.

General and administrative expenses increased from $4,964 in the first quarter of 1995 to $11,259 in the first quarter of 1996. This increase of $6,295 was primarily due to more staff time being required to manage the Company's operations in 1996, coupled with a $1,581 increase in direct expenses incurred by the Company in 1996.


CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.

The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production after payment of its debt obligations change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flow to fund operations and to maintain a regular pattern of distributions.

                           PART II. OTHER INFORMATION

  Item 1.         Legal proceedings.

                  None

  Item 2.         Changes in Securities.

                  None

  Item 3.         Defaults upon Senior Securities.

                  Not Applicable

  Item 4.         Submission of Matters to a Vote of Security Holders.

                  Not Applicable

  Item 5.         Other Information.

                  Not Applicable

  Item 6.         Exhibits and Reports on Form 8-K.

                  (a)  There are no exhibits to this report.

                  (b) The  Company  filed  no  reports  on Form  8-K
                      during the quarter ended March 31, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       ENEX 90-91 INCOME AND RETIREMENT
                                            FUND - SERIES 3, L.P.
                                                 (Registrant)



                                         By:ENEX RESOURCES CORPORATION
                                                General Partner



                                      By:
                                                 R. E. Densford
                                           Vice President, Secretary
                                         Treasurer and Chief Financial
                                                    Officer




May 11, 1996                          By:
                                                  James A. Klein
                                              Controller and Chief
                                               Accounting Officer