Form 10QSB
period 1996-06-30
ENEX 90-91 INCOME & RETIREMENT FUND SERIES 3 LP
filed 1996-08-14
CIK 880580

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                           Issuer's telephone number:
                                 (713) 358-8401

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                    Yes x      No

Transitional Small Business Disclosure Format (Check one):

                                    Yes        No x

                            PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 3, L.P.
BALANCE SHEET
- -----------------------------------------------------------------------

                                    JUNE 30,
ASSETS                                                 1996
                                                 ------------------
                                   (Unaudited)
CURRENT ASSETS:
  Cash ..........................................   $ 54,106
  Accounts receivable - oil & gas sales .........     41,941
                                                    --------

Total current assets ............................     96,047
                                                    --------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests ............................    962,796
  Less  accumulated depletion ...................    454,877
                                                    --------

Property, net ...................................    507,919
                                                    --------

ORGANIZATION COSTS
(Net of accumulated amortization of $41,331) ....      2,171
                                                    --------

TOTAL ...........................................   $606,137
                                                    ========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable .............................   $     52
   Payable to general partner ...................      1,969
                                                    --------

Total current liabilities .......................      2,021
                                                    --------

PARTNERS' CAPITAL:
   Limited partners .............................    593,785
   General partner ..............................     10,331
                                                    --------

Total partners' capital .........................    604,116
                                                    --------

TOTAL ...........................................   $606,137
                                                    ========





See accompanying notes to financial statements.
- ---------------------------------------------------------------------------

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 3, L.P.
STATEMENTS OF OPERATIONS
- ----------------------------------------------------------------------------


(UNAUDITED)                       QUARTER ENDED        SIX MONTHS ENDED
                              --------------------   -------------------

                               JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                 1996       1995       1996       1995
                              ---------   --------   --------   --------

REVENUES:
  Oil and gas sales ........   $ 64,627   $ 39,406   $133,204   $ 79,093
                               --------   --------   --------   --------

EXPENSES:
  Depletion and amortization     20,292     21,818     42,111     43,135
  General and administrative      9,075      8,330     20,334     13,294
                               --------   --------   --------   --------

Total expenses .............     29,367     30,148     62,445     56,429
                               --------   --------   --------   --------

NET INCOME .................   $ 35,260   $  9,258   $ 70,759   $ 22,664
                               ========   ========   ========   ========






See accompanying notes to financial statements.
- ---------------------------------------------------------------------------

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 3, L.P.
STATEMENTS OF CASH FLOWS
- ---------------------------------------------------------------------------

(UNAUDITED)
                                                    SIX MONTHS ENDED
                                                 ----------------------

                                                  JUNE 30,     JUNE 30,
                                                   1996         1995
                                                 ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ....................................   $  70,759    $  22,664
                                                  ---------    ---------

Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
   activities:
  Depletion and amortization ..................      42,111       43,135
(Increase) in:
  Accounts receivable - oil & gas sales .......      (5,310)      (8,770)
Increase (decrease) in:
   Accounts payable ...........................      (1,300)      (2,859)
   Payable to general partner .................      (5,514)       1,412
                                                  ---------    ---------

Total adjustments .............................      29,987       32,918
                                                  ---------    ---------

Net cash provided by operating activities .....     100,746       55,582
                                                  ---------    ---------




CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions ........................     (68,625)     (52,375)
                                                  ---------    ---------

NET INCREASE IN CASH ..........................      32,121        3,207

CASH AT BEGINNING OF YEAR .....................      21,985        7,599
                                                  ---------    ---------

CASH AT END OF PERIOD .........................   $  54,106    $  10,806
                                                  =========    =========






See accompanying notes to financial statements.
- -------------------------------------------------------------------------

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

2. A cash distribution was made to the limited partners of the Company in the amount of $37,304, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on April 30, 1996.

3. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Second Quarter 1995 Compared to Second Quarter 1996

Oil and gas sales for the second quarter increased to $64,627 in 1996 from $39,406 in 1995. This represents an increase of $25,221 (64%). A 68% increase in the average net oil sales price increased sales by $26,199. This increase was partially offset by a 2% decrease in oil production. The increase in average net sales price corresponds with higher prices in the overall market for the sale of oil. The decrease in production was due to natural production declines.

Depletion expense decreased to $18,117 in the second quarter of 1996 from $19,642 in the second quarter of 1995. This represents a decrease of $1,525 (8%). The decrease in production, noted above, caused depletion expense to decrease by $487, while a 5% decrease in the depletion rate reduced depletion expense by an additional $1,038. The decrease in the depletion rate was primarily a result of relatively higher production from properties with a lower depletion rate, partially offset by a downward revision of the oil reserves during December 1995.

General and administrative expenses increased to $9,075 in 1996 from $8,330 in 1995. This increase of $745 is primarily due to more staff time being required to manage the Company's operations.


First Six Months in 1995 Compared to the First Six Months  in 1996
- ------------------------------------------------------------------

Oil and gas sales for the first six months increased to $133,204 in 1996 from $79,093 in 1995. This represents an increase of $40,486 (105%). A 66% increase in the average net sales price increased sales by $53,017. A 1% increase in oil production increased sales by an additional $1,094. The increase in average net sales price corresponds with higher prices in the overall market for the sale of oil. The increase in production was a result of higher production from the Charlotte acquisition, which was partially shut-in for workovers in the first quarter of 1995, partially offset by natural production declines.

Depletion expense decreased to $37,761 in the first six months of 1996 from $38,784 in the first six months of 1995. This represents a decrease of $1,023 (3%). A 4% decrease in the depletion rate reduced depletion expense by $1,559. This decrease was partially offset by the changes in production, noted above. The decrease in the depletion rate was primarily a result of relatively higher production from properties with a lower depletion rate, partially offset by a downward revision of the oil reserves during December 1995.

General and administrative expenses increased to $20,334 in 1996 from $13,294 in 1995. This increase of $7,040 is primarily due to less staff time being required to manage the Company's operations.

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

The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flow to fund operations and to maintain a regular pattern of distributions.

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

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

            (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ENEX 90-91 INCOME AND RETIREMENT
                                              FUND - SERIES 3, L.P.
                                                   (Registrant)



                                           By:ENEX RESOURCES CORPORATION
                                                  General Partner



                                           By: /s/ R. E. Densford
                                                   R. E. Densford
                                             Vice President, Secretary
                                           Treasurer and Chief Financial
                                                      Officer




August 13, 1996                            By: /s/ James A. Klein
                                              -------------------
                                                    James A. Klein
                                                Controller and Chief
                                                 Accounting Officer