Form 10QSB/A
period 1996-06-30
ENEX 90-91 INCOME & RETIREMENT FUND SERIES 3 LP
filed 1996-11-07
CIK 880580

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB/A



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
BALANCE SHEET
-----------------------------------------------------------------------

                                    JUNE 30,
ASSETS                                                 1996
                                                 ------------------
                                   (Unaudited)
CURRENT ASSETS:
  Cash ..........................................   $ 54,106
  Accounts receivable - oil & gas sales .........     41,941
                                                    --------

Total current assets ............................     96,047
                                                    --------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests ............................    962,796
  Less  accumulated depletion ...................    454,877
                                                    --------

Property, net ...................................    507,919
                                                    --------

ORGANIZATION COSTS
(Net of accumulated amortization of $41,331) ....      2,171
                                                    --------

TOTAL ...........................................   $606,137
                                                    ========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable .............................   $     52
   Payable to general partner ...................      1,969
                                                    --------

Total current liabilities .......................      2,021
                                                    --------

PARTNERS' CAPITAL:
   Limited partners .............................    593,785
   General partner ..............................     10,331
                                                    --------

Total partners' capital .........................    604,116
                                                    --------

TOTAL ...........................................   $606,137
                                                    ========


Number of $500 Limited Partner units outstanding       2,175



See accompanying notes to financial statements.
---------------------------------------------------------------------------

CAPITAL RESOURCES AND LIQUIDITY



The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating activities.


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


                                         ENEX 90-91 INCOME AND RETIREMENT
                                              FUND - SERIES 3, L.P.
                                                   (Registrant)



                                           By:ENEX RESOURCES CORPORATION
                                                  General Partner



                                           By: /s/ R. E. Densford
                                                   R. E. Densford
                                             Vice President, Secretary
                                           Treasurer and Chief Financial
                                                      Officer





November 7, 1996                           By: /s/ James A. Klein
                                              -------------------
                                                    James A. Klein
                                                Controller and Chief
                                                 Accounting Officer