Form 10KSB/A
period 1995-12-31
ENEX 90-91 INCOME & RETIREMENT FUND SERIES 3 LP
filed 1996-11-08
CIK 880580

--------------------------------------------------------------------


--------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A


                                   (Mark One)
               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1995

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from...............to...............

                         Commission file number 0-19626

                        ENEX 90-91 INCOME AND RETIREMENT
                              FUND - Series 3, L.P.
                 (Name of small business issuer in its charter)

           New Jersey                                        76-0299900
       (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                      Identification No.)

             800 Rockmead Drive
            Three Kingwood Place
               Kingwood, Texas                                    77339
  (Address of principal executive offices)                     (Zip Code)

         Issuer's telephone number, including area code: (713) 358-8401

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:


                          Limited Partnership Interest

            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                    Yes x No

            Check if there is no disclosure of delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

        State issuer's revenues for its most recent fiscal year. $161,018

            State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange
Act):

                                 Not Applicable

                      Documents Incorporated By Reference:

                                      None

-------------------------------------------------------------------------------


-------------------------------------------------------------------------------

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 3, L.P.

BALANCE SHEET, DECEMBER 31, 1995
--------------------------------------------------------------------------

ASSETS

                                                                    1995
                                                             -------------
CURRENT ASSETS:
  Cash                                                       $     21,985
  Accounts receivable - oil & gas sales                            36,631
                                                             -------------

Total current assets                                               58,616
                                                             -------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities           962,796
  Less  accumulated depreciation and depletion                    417,116
                                                             -------------

Property, net                                                     545,680
                                                             -------------

ORGANIZATION COSTS
(Net of accumulated amoritzation of $36,981)                        6,521
                                                             ------------


TOTAL                                                        $    610,817
                                                             =============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                          $      1,352
   Payable to general partner                                       7,483
                                                             -------------

Total current liabilities                                           8,835
                                                             -------------


PARTNERS' CAPITAL:
   Limited partners                                               592,194
   General partner                                                  9,788
                                                             -------------

Total partners' capital                                           601,982
                                                             -------------

TOTAL                                                        $    610,817
                                                             =============


Number of $500 Limited Partner units outstanding                    2,175






See accompanying notes to financial statements.
-----------------------------------------------------------------------------

     Martin J. Freedman. Mr. Freedman, age 71, was one of the General Partner's founders and a member of its Board of Directors as well as a board member of Enex Securities Corporation until June of 1986. He was reappointed to the Board on April 19, 1990 to fill a vacancy. He is a member of the Compensation and Options Committee. He is currently President of Freedman Oil & Gas Company, engaged primarily in the management of its exploration and producing properties, and the managing partner Martin J. Freedman & Company which has an interest in approximately one hundred producing oil and/or gas wells. Mr. Freedman is a lifetime member of the Denver Petroleum Club as well as being a lifetime member of the Denver Association of Petroleum Landmen. He was an officer and Director and/or founder of several former private and public companies. Mr. Freedman entered the oil and gas business in 1954 when he joined Mr. Marvin Davis of the Davis Oil Company. In 1956, he became President of Central Oil Corporation, a company engaged in oil and gas exploration. From 1958 on, Mr. Freedman operated as Martin J. Freedman Oil Properties and was President of Oil Properties, Inc., a private corporation. Mr. Freedman attended Long Island University and New York University. He received a bachelor's degree in Psychology and also attended New York University's graduate school.

     James Thomas Shorney. Mr. Shorney, age 70, has been a Director of the General Partner since April of 1990 and is a member of the Compensation and Options Committee. He has been a petroleum consultant and Secretary/Treasurer of the Shorney Company, a privately held oil and gas exploration company, from 1970 to date. From 1970 to 1976, he also served as a petroleum consultant in Land and Lease Research Analysis Studies for the GHK Company. He was an oil and gas lease broker from 1962 to 1970 and employed by Shell Oil Company in the Land Department from 1954 to 1962. Before joining Shell Oil Company, he served as Public Information Officer in the U.S. Army Air Force from 1950 to 1953 including attending Georgetown University Graduate School in 1952. Mr. Shorney graduated from the University of Oklahoma with a B.A. degree in Journalism in 1950. From 1943 to 1945, he served in the U.S. Army Air Force as an air crew member on a B-24 Bomber. Mr. Shorney is a member of the Oklahoma City Association of Petroleum Landmen on which he has served as Director and Secretary/Treasurer. He is an active member of the American Association of Petroleum Landmen. In 1975, Mr. Shorney was first listed in the London Financial Times' Who's Who in World Oil and Gas.

     Robert D. Carl, III. Mr. Carl, age 42, was appointed a Director of the General Partner on July 30, 1991 and is a member of the Audit Committee. He is President, Chief Executive Officer and Chairman of the Board of Health Images, Inc., a public company whose securities are traded on NYSE, which provides fixed site magnetic resonance imaging ("MRI") services. From 1978 to 1981, Mr. Carl also served as President of Carl Investment Associates, Inc. a registered investment advisor. In 1981, Mr. Carl joined Cardio-Tech, Inc., as general counsel and as an officer and Director. Upon the sale and reorganization of Cardio-Tech, Inc. into Cardiopul Technologies in 1982, he served as its Executive Vice President and as a Director. In March, 1985 he was elected President, Chief Executive Officer and Chairman of Cardiopul Technologies which spun off its non-imaging medical services business and changed its name to Health Images, Inc. Mr. Carl received a B.A. in History from Franklin and Marshall College, Lancaster, Pennsylvania in 1975 and a J.D. from Emory University School of Law, Atlanta, Georgia in 1978. Mr. Carl is a trustee of Franklin & Marshall College and is a member of the State Bar of Georgia.


     On January 4, 1996, the SEC filed a complaint in the United States District Court for the District of Columbia against Mr. Carl alleging that Mr. Carl violated Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act"), and Rule 16a-2 and 16a-3 (and former Rule 16a-1) thereunder, by failing to timely file reports concerning thirty-eight securities transactions in his mother's brokerage accounts involving shares of Health Images, Inc. stock. The SEC took the position that because Mr. Carl (1) provided substantial financial


                                     III-2
support  to his  mother,  (2)  commingled  his mother's  assets with his own,
(3) provided a substantial portion of the funds used to purchase the shares in question, and (4) received from his mother a substantial portion of the sales proceeds, he, therefore, had a pecuniary interest in, and was a beneficial owner of, the shares in question.

     In response to the SEC's action, Mr. Carl disgorged to Health Images, Inc. approximately $92,400 in short-swing profits from the trading in his mother's account, plus interest thereon of approximately $52,600. The SEC further requested the court to impose a $10,000 civil penalty against Mr. Carl pursuant to Section 21(d)(3) of the Exchange Act. Without admitting or denying the allegations in the complaint, Mr. Carl consented to the entry of a final judgement imposing the $10,000 penalty. On January 12, 1996, a federal judge entered the final judgement in this matter, and Mr. Carl has since filed amended reports on Forms 4 and 5 reflecting these transactions in his mother's accounts.

     In relation to the same matter, the SEC has issued an administrative Order pursuant to Section 21C of the Exchange Act against Mr. Carl, finding that he violated Section 16(a) and the rules thereunder and requiring him to cease and desist from committing or causing any violation or future violation of those provisions. Without admitting or denying allegations in the SEC's Order, Mr. Carl consented to the entry of the Order.

     Robert E. Densford. Mr. Densford, age 38, was appointed a Director of the General Partner on September 11, 1991. He joined the General Partner as Controller on May 1, 1985 and became Vice President-Finance, Secretary and Treasurer on March 1, 1989. From January 1983 to April 1985, he was Senior Accountant for Deloitte Haskins & Sells in Houston, Texas, auditing both closely held and publicly owned oil and gas companies. From September 1981 to December 1982, he was a staff accountant for Coopers & Lybrand in Houston. Mr. Densford is a C.P.A. and holds a B.B.A. degree in Accounting and an M.S. degree in Oil and Gas Accounting from Texas Tech University and is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

     James A. Klein. Mr. Klein, age 32, joined the General Partner as Controller in February 1991. In June 1993, he was appointed President and Principal of Enex Securities Corporation. From June 1988 to February 1991, he was employed by Positron Corporation in Houston. From July 1987 to May 1988, he was employed by Transworld Oil Company in Houston and from September 1985 until July 1987, he was an accountant with Deloitte Haskins & Sells in Houston, Texas, auditing oil and gas and oil service companies. Mr. Klein is a Certified Public Accountant and holds a B.A. in Accounting (1985) from the University of Iowa. He is a member of the American Institute of Certified Public Accountants and the Iowa Society of Certified Public Accountants.

Item 10.   Executive Compensation

     The Company has no Directors or executive officers.

     The Company does not pay a proportional or fixed share of the compensation paid to the officers of the General Partner.


     The Company reimburses the General Partner for direct costs and administrative costs incurred on its behalf. Administrative costs allocated to the Company are computed on a cost basis in accordance with standard industry practices by allocating the time spent by the General Partner's personnel among all projects and by allocating rent and other overhead on the basis of the relative direct time charges. The Company incurred $27,335 and $34,009 of such administrative costs payable to the General Partner in 1995 and 1994, respectively.



                                      III-3

                                   SIGNATURES


                  In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ENEX 90-91 INCOME AND RETIREMENT
                                      FUND - SERIES 3, L.P.

                                      By:    ENEX RESOURCES CORPORATION
                                              the General Partner




November 7, 1996                       By:     /s/   G. B. Eckley
                                              -------------------
                                                    G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on November 7, 1996, by the following persons in the capacities indicated.



ENEX RESOURCES CORPORATION             General Partner


By:  /s/      G. B. Eckley

             ------------------------
              G. B. Eckley, President


     /s/      G. B. Eckley
                                        President, Chief Executive
              ------------------        Officer and Director


              G. B. Eckley


     /s/      R. E. Densford            Vice President, Secretary, Treasurer,
                                        Chief Financial Officer and Director
             -------------------


              R. E. Densford


     /s/      James A. Klein            Controller and Chief Accounting Officer

             -----------------

              James A. Klein