Form 10KSB/A
period 1995-12-31
ENEX 90-91 INCOME & RETIREMENT FUND SERIES 3 LP
filed 1996-11-12
CIK 880580

--------------------------------------------------------------------


--------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A
                                  AMENDMENT II


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

                      Documents Incorporated By Reference:

                                      None

-------------------------------------------------------------------------------


-------------------------------------------------------------------------------

Marketing

     The marketing of oil produced by the Company is affected by a number of factors which are beyond the Company's control, the exact nature of which cannot be accurately predicted. These factors include the quantity and price of crude oil imports, fluctuating supply and demand, pipeline and other transportation facilities, the marketing of competitive fuels, state and federal regulation of oil production and distribution and other matters affecting the availability of a ready market. All of these factors are extremely volatile.

     Enron Oil Trading & Transportation Company accounted for 100% of the Company's oil sales in both 1995 and 1994. Although the Company marketed a significant portion of its sales to the above noted companies, such a concentration does not pose a significant risk due to the commodity nature of the Company's products.

Environmental and Conservation Regulation

     State regulatory authorities in the states in which the Company owns net profits interests in producing properties are empowered to make and enforce regulations to prevent waste of oil and to protect correlative rights and opportunities to produce oil for owners of a common reservoir. Each of such regulatory authorities also regulates the amount of oil produced by assigning allowable rates of production, which may be increased or decreased in accordance with supply and demand. Requirements regarding the prevention and clean-up of pollution and similar environmental matters are also generally applicable. The costs, if any, that may be incurred in this regard cannot be predicted.

     The existence of such regulations has not had a material adverse effects on the Company's operations to date, and the cost of compliance has not yet been material. There are no material administrative or judicial proceedings arising under such laws or regulations pending against the Company. The Company is unable to assess or predict the impact that compliance with environmental and pollution control laws and regulations may have on its future operations, capital expenditures, earnings or competitive position.

Tax Laws

     The operations of the Company are affected by the federal income tax laws contained in the Internal Revenue Code of 1986, as amended (the "Code"). In general, the limited partners of the Company will generate income from the receipt of royalties and net profits interests and will be entitled to a depletion deduction. Net income, if any, will generally be characterized as portfolio income under the Code and will be taxed in the same manner as dividends and interest.


     Partnerships with interests that are "publicly traded" are taxed as corporations unless at least 90% of their income is "qualifying income." Passive income or loss from Publicly traded partnerships that are not taxed as corporations generally cannot be applied against passive income or less from other sources. As stated in Item 5 of this Annual Report, there is no established public trading market for the Company's limited partnership interests. In addition, the Company derives more than 90% of its income from oil and gas activities, which constitutes qualifying income within the meaning of section 7704(d) of the Code. Therefore, the Company should not be affected by the publicly traded partnership rules.

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