Form 10QSB
period 1996-09-30
ENEX 90-91 INCOME & RETIREMENT FUND SERIES 3 LP
filed 1996-11-14
CIK 880580

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

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
BALANCE SHEET
--------------------------------------------------------------------------------

                                                               September 30,
ASSETS                                                              1996
                                                           ---------------------
                                                                (Unaudited)
CURRENT ASSETS:
  Cash                                                     $             38,236
  Accounts receivable - oil & gas sales                                  49,195
                                                           ---------------------

Total current assets                                                     87,431
                                                           ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                                    962,796
  Less  accumulated depletion                                           472,343
                                                           ---------------------

Property, net                                                           490,453
                                                           ---------------------




TOTAL                                                      $            577,884
                                                           =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                        $                 38



                                                           ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                     568,176
   General partner                                                        9,670
                                                           ---------------------

Total partners' capital                                                 577,846
                                                           ---------------------

TOTAL                                                      $            577,884
                                                           =====================


Number of $500 Limited Partner units outstanding                          2,175



See accompanying notes to financial statements.
--------------------------------------------------------------------------------

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 3, L.P.
STATEMENTS OF OPERATIONS
---------------------------------------------------------------------


(UNAUDITED)                          QUARTER ENDED                         NINE MONTHS ENDED
                               -------------------------------------    ----------------------------------------

                                September 30,        September 30,        September 30,         September 30,
                                    1996                  1995                 1996                  1995
                               ----------------    -----------------    -----------------    -------------------

REVENUES:
  Oil and gas sales             $       53,281     $         60,856     $        186,485     $          139,949
                               ----------------    -----------------    -----------------      -----------------

EXPENSES:
  Depletion and amortization            19,637               22,609               61,748                 65,744
  General and administrative             9,020                6,510               29,354                 19,804
                               ----------------    -----------------    -----------------    -------------------

Total expenses                          28,657               29,119               91,102                 85,548
                               ----------------    -----------------    -----------------    -------------------

NET INCOME                       $      24,624     $         31,737     $         95,383     $           54,401
                               ================    =================    =================    ===================





See accompanying notes to financial statements.
----------------------------------------------------------------------

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 3, L.P.
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------

(UNAUDITED)
                                                        NINE MONTHS ENDED
                                                   --------------------------------------------

                                                      September 30,            September 30,
                                                           1996                    1995
                                                   -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $           95,383          $        54,401
                                                   -------------------      -------------------

Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depletion and amortization                                   61,748                   65,744
(Increase) in:
  Accounts receivable - oil & gas sales                       (12,564)                  (8,865)
(Decrease) in:
   Accounts payable                                            (1,314)                  (2,795)
   Payable to general partner                                  (7,483)                  (3,611)
                                                   -------------------      -------------------

Total adjustments                                              40,387                   50,473
                                                   -------------------      -------------------

Net cash provided by operating activities                     135,770                  104,874
                                                   -------------------      -------------------




CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                       (119,519)                 (82,805)
                                                   -------------------      -------------------

NET INCREASE IN CASH                                           16,251                   22,069

CASH AT BEGINNING OF YEAR                                      21,985                    7,599
                                                   -------------------      -------------------

CASH AT END OF PERIOD                              $           38,236         $         29,668
                                                   ===================      ===================



See accompanying notes to financial statements.
-------------------------------------------------------------------

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

2. A cash distribution was made to the limited partners of the Company in the amount of $43,957, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on July 31, 1996.

3. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Third Quarter 1995 Compared to Third Quarter 1996

Oil and gas sales for the third quarter decreased to $53,281 in 1996 from $60,856 in 1995. This represents an decrease of $7,575 (12%). A 13% decrease in the oil production reduced sales by $7,829. This decrease was partially offset by a 1% increase in the average net oil sales price. The increase in average net sales price corresponds with higher prices in the overall market for the sale of oil. The decrease in production was due to natural production declines.

Depletion expense decreased to $19,637 in the third quarter of 1996 from $22,609 in the third quarter of 1995. This represents a decrease of $2,972 (13%). The decrease in production, noted above, caused depletion expense to decrease by $2,902, while a 1% decrease in the depletion rate reduced depletion expense by an additional $70. The decrease in the depletion rate was primarily a result of relatively higher production from properties with a lower depletion rate, partially offset by a downward revision of the oil reserves during December 1995.

General and administrative expenses increased to $9,020 in 1996 from $6,510 in 1995. This increase of $2,510 is primarily due to more staff time being required to manage the Company's operations.


First Nine Months in 1995 Compared to the First Nine Months  in 1996
--------------------------------------------------------------------

Oil and gas sales for the first nine months increased to $186,485 in 1996 from $139,949 in 1995. This represents an increase of $46,536 (33%). A 2% increase in the average net sales price increased sales by $51,666. This increase was partially offset by a 4% decrease in oil production. The increase in average net sales price corresponds with higher prices in the overall market for the sale of oil. The decrease in production was a result of natural production declines.

Depletion expense decreased to $61,748 in the first nine months of 1996 from $65,744 in the first nine months of 1995. This represents a decrease of $3,966 (6%). A 3% decrease in the depletion rate reduced depletion expense by $1,869. The reduction in production noted above resulted in an additional decrease of $2,097. The decrease in the depletion rate was primarily a result of relatively higher production from properties with a lower depletion rate, partially offset by a downward revision of the oil reserves during December 1995.

General and administrative expenses increased to $29,354 in 1996 from $19,804 in 1995. This increase of $9,550 is primarily due to more staff time being required to manage the Company's operations.

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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

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

            (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

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


                                              ENEX 90-91 INCOME AND RETIREMENT
                                                   FUND - SERIES 3, L.P.
                                                        (Registrant)



                                                By:ENEX RESOURCES CORPORATION
                                                       General Partner



                                                By: /s/ R. E. Densford
                                                        R. E. Densford
                                                  Vice President, Secretary
                                                Treasurer and Chief Financial
                                                           Officer




November  13, 1996                              By: /s/ James A. Klein
                                                   -------------------
                                                         James A. Klein
                                                     Controller and Chief
                                                      Accounting Officer