Form 10KSB/A
period 1995-12-31
ENEX 90-91 INCOME & RETIREMENT FUND SERIES 3 LP
filed 1997-01-08
CIK 880580

--------------------------------------------------------------------

--------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A
                                  AMENDMENT III


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

                      Documents Incorporated By Reference:

                                      None

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                                     PART II


Item 5.           Market for Common Equity and Related Security Holder Matters


Market Information

             There is no established public trading market for the Company's outstanding limited partnership interests.



Number of Equity Security Holders

                                          Number of Record Holders
               Title of Class               (as of March 1, 1996)

              -----------------          ----------------------------


          General Partner's Interests                 1

          Limited Partnership Interests              228



Dividends

          The Company made cash distributions to partners of $52 and $32 per $500 investment in 1995 and 1994, respectively. The payment of future distributions will depend on the Company's earnings, financial condition, working capital requirements and other factors, although it is anticipated that regular quarterly distributions will continue through 1996.

Item 6.           Management's Discussion and Analysis or Plan of Operation

Results of Operations

            This discussion should be read in conjunction with the financial statements of the Company and the notes thereto included in this Form 10-KSB.

            Oil sales increased to $161,018 in 1995 from $127,305 in 1994. This represents an increase of $33,713 or 26%. A 40% increase in the average net sales price increased revenues by $46,102. This increase was partially offset by a 10% decrease in production. The decrease in production was primarily the result of natural production declines. The increase in the average net sales price is a result of costs incurred in 1994 to drill a replacement well on the Charlotte acquisition, in which the Company receives a net profits royalty, coupled with higher prices in the overall market for the sale of oil.

            Depletion expense decreased to $78,402 in 1995 from $89,795 in 1994. This represents a decrease of $11,393 or 13%. The changes in production, noted above, reduced depletion expense by $8,645. A 3% decrease in the depletion rate reduced depletion expense by an additional $2,748. The decrease in the depletion rate was due primarily to relatively higher production from properties with a lower depletion rate, partially offset by a downward revision of the oil reserves in 1995.

            General and administrative expenses increased to $28,603 in 1995 from $27,726 in 1994. This increase of $877 or 3% was primarily due to more staff time being required to manage the Company's operations, partially offset by a $5,396 decrease in direct costs incurred by the Company in 1995. The decrease in direct expenses was due to lower audit and tax preparation fees incurred by the Company in 1995.


Capital Resources and Liquidity



            Cash flow from operations is a direct result of the amount of the net proceeds realized from the sale of oil and gas production. Accordingly, the change in cash flow from 1994 to 1995 was primarily due to the changes in oil sales, as described above. It is the general partner's intention to distribute substantially all of the Company's available net cash flow provided by operating, financing and investing activities to the Company's partners.


            The Company will continue to recover its reserves and distribute to the partners the net proceeds realized from the sale of oil production after payment of its debt obligations. The Company plans to repay the amount owed to the general partner in 1996. Distributions increased from 1994 to 1995 due to the higher revenues received in 1995, as noted above. Distribution amounts are subject to change if net revenues are greater or less than expected.
Nonetheless, the general partner believes the Company will continue to have sufficient cash flow to fund operations and to maintain a regular pattern of distributions.

Item 7.    Financial Statements and Supplementary Data



INDEPENDENT AUDITORS' REPORT


The Partners
Enex 90-91 Income and Retirement Fund Series 3, L.P.:


We have audited the accompanying balance sheet of Enex 90-91 Income and Retirement Fund - Series 3, L.P. (a New Jersey limited partnership) as of December 31, 1995, and the related statement of operations, change in partners' capital, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the general partner of Enex 90-91 Income and Retirement Fund - Series 3, L.P. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Enex 90-91 Income and Retirement Fund - Series 3, L.P. at December 31, 1995 and the results of its operations and its cash flow for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE  LLP




Houston, Texas
March 18, 1996

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 3, L.P.

BALANCE SHEET, DECEMBER 31, 1995
------------------------------------------------------------------------------

ASSETS
                                                                      1995
                                                                --------------
CURRENT ASSETS:
  Cash                                                          $      21,985
  Accounts receivable - oil & gas sales                                36,631
                                                                 --------------

Total current assets                                                   58,616
                                                                --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities               962,796
  Less  accumulated depreciation and depletion                        417,116
                                                                --------------

Property, net                                                         545,680
                                                                --------------

ORGANIZATION COSTS
(Net of accumulated amortization of $51,207)                            6,521
                                                                 -------------

TOTAL                                                           $     610,817
                                                                ==============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                             $       1,352
   Payable to general partner                                           7,483
                                                                --------------

Total current liabilities                                               8,835
                                                                --------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                   592,194
   General partner                                                      9,788
                                                                --------------

Total partners' capital                                               601,982
                                                                --------------

TOTAL                                                           $     610,817
                                                                ==============


Number of $500 Limited Partner units outstanding                        2,175



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 3, L.P.

NOTES TO FINANCIAL STATEMENTS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995

------------------------------------------------------------------------------



1.           PARTNERSHIP ORGANIZATION

             Enex 90-91 Income and Retirement Fund - Series 3, L.P. (the "Company"), a New Jersey limited partnership, commenced operations on October 4, 1991 for the purpose of acquiring non-operating interests in producing oil properties. Total limited partner contributions were $1,087,545, of which $10,875 was contributed by Enex Resources Corporation ("Enex"), the general partner.

             In accordance with the partnership agreement, the Company paid syndication fees and due diligence expenses of $104,549 for solicited subscriptions to Enex Securities Corporation, a subsidiary of Enex, and reimbursed Enex for organization expenses of approximately $44,000.

             The Company owns only non-operating interests in producing oil properties. Such interests typically entitle the Company to receive its pro rata share of net profits and royalties from the underlying properties without obligating the Company to develop or operate the properties or directly bear any share of development or operating costs.

             Information relating to the allocation of costs and revenues between Enex, as general partner, and the limited partners is as follows:
                                                                 Limited
                                                        Enex     Partners

             Commissions and selling expenses                      100%
             Company reimbursement of organization
               expense                                             100%
             Company property acquisition                          100%
             General and administrative costs            10%        90%
             Revenues from temporary investment
               of partnership capital                              100%
             Revenues from producing properties          10%        90%

             At the point in time when the cash distributions to the limited partners equal their subscriptions ("payout"), revenues from producing properties and general and administrative costs will be allocated 15% to the general partner and 85% to the limited partners.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             Oil Properties - The Company used the successful efforts method of accounting for its oil and gas operations. Capitalized costs are amortized on the units of production method based on estimated total proved reserves. The acquisition costs of proved oil and gas properties are capitalized and periodically assessed for impairments.

             The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the impairment of Long Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

             The Company has not determined the effect, if any, on its financial position or results of operations which may result from the adoption of this statement in the first quarter of 1996.

             Organization Costs - Organization costs are being amortized on a straight-line basis over a five-year period.

             Cash Flows - The Company has presented its cash flows using the indirect method and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

             General and Administrative Expenses - The Company reimburses the General Partner for direct costs and administrative costs incurred on its behalf. Administrative costs allocated to the Company are computed on a cost basis in accordance with standard industry practices by allocating the time spent by the General Partner's personnel among all projects and by allocating rent and other overhead on the basis of the relative direct time charges.

             Uses of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contigent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

3.           FEDERAL INCOME TAXES

             General - The Company is not a taxable entity for federal income tax purposes. Such taxes are liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements.

4.           PAYABLE TO GENERAL PARTNER

             The payable to general partner primarily consists of general and administrative expenses allocated to the Company by Enex for its ongoing operations. The Company plans to repay the amounts owed to the general partner in 1996.

5.           REPURCHASE OF LIMITED PARTNER INTERESTS

             In accordance with the partnership agreement, the general partner is required to purchase limited partner interests (at the option of the limited partners) at annual intervals beginning after the second year following the formation of the Company. The purchase price, as specified in the partnership agreement, is based primarily on reserve reports prepared by independent petroleum engineers as reduced by a specified risk factor.

6.           SIGNIFICANT PURCHASERS

             Enron Oil Trading & Transportation Company accounted for 100% of the Company's oil sales in both 1995 and 1994.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

             Not Applicable

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

                                      ENEX 90-91 INCOME AND RETIREMENT
                                      FUND - SERIES 3, L.P.

                                      By:    ENEX RESOURCES CORPORATION
                                              the General Partner




December 23, 1996                       By:     /s/   G. B. Eckley
                                              -------------------
                                                      G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on December 23, 1996, by the following persons in the capacities indicated.


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