Form 10QSB/A
period 1996-09-30
ENEX 90-91 INCOME & RETIREMENT FUND SERIES 3 LP
filed 1997-01-08
CIK 880580

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
                               ================    =================    =================    ===================





See accompanying notes to financial statements.
----------------------------------------------------------------------

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 3, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
---------------------------------------------------------------------------------------

                                                                                                         PER $500
                                                                                                          LIMITED
                                                                                                          PARTNER
                                                            GENERAL                LIMITED               UNIT OUT-
                                      TOTAL                 PARTNER               PARTNERS               STANDING
                              -------------------    -------------------    -------------------   --------------------

BALANCE, JANUARY 1, 1994       $         757,224      $           6,751      $         750,473      $             345

CASH DISTRIBUTIONS                       (77,579)                (7,758)               (69,821)                   (32)

NET INCOME (LOSS)                          1,084                  9,959                 (8,875)                    (4)
                              -------------------    -------------------    -------------------   --------------------

BALANCE, DECEMBER 31, 1994               680,729                  8,952                671,777                    309

CASH DISTRIBUTIONS                      (124,179)               (12,417)              (111,762)                   (52)

NET INCOME                                45,432                 13,253                 32,179                     15
                              -------------------    -------------------    -------------------   --------------------

BALANCE, DECEMBER 31, 1995     $         601,982      $           9,788      $         592,194 (1)  $             272

CASH DISTRIBUTIONS                      (119,519)               (15,832)              (103,687)                   (49)

NET INCOME                                95,383                 15,714                 79,669                     37
                              -------------------    -------------------    -------------------   --------------------

BALANCE, SEPTEMBER 30, 1996    $         577,846      $           9,670      $         568,176 (1)  $             261
                              ===================    ===================    ===================   ====================


(1)  Includes 88 units purchased by the general partner as a limited partner.




See accompanying notes to financial statements.
---------------------------------------------------------------------------

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


     4. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be
          Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors.

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


The increase in accounts receivable from oil and gas sales was higher in the nine months ended September 30, 1996 as compared to the increase in the nine months ended September 30, 1995, while sales for the third quarter of 1996 were lower than oil and gas sales in the third quarter of 1995. The higher increase in accounts receivable during 1996 was primarily the result of relatively lower oil and gas sales prices at December 31, 1995 as compared to December 31, 1994.

CAPITAL RESOURCES AND LIQUIDITY



The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating, financing and investing activities.


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


                                              ENEX 90-91 INCOME AND RETIREMENT
                                                   FUND - SERIES 3, L.P.
                                                        (Registrant)



                                                By:ENEX RESOURCES CORPORATION
                                                       General Partner



                                               By: /s/ R. E. Densford
                                                       R. E. Densford
                                                  Vice President, Secretary
                                                Treasurer and Chief Financial
                                                           Officer





December 23, 1996                              By: /s/ James A. Klein
                                                   -------------------
                                                         James A. Klein
                                                     Controller and Chief
                                                      Accounting Officer