Form 10KSB/A
period 1995-12-31
ENEX 90-91 INCOME & RETIREMENT FUND SERIES 3 LP
filed 1997-02-03
CIK 880580

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



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 3, L.P.

STATEMENTS OF OPERATIONS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
------------------------------------------------------------------------------


                                                  1995                  1994
                                          -------------------    -------------------

REVENUES:
  Oil sales                               $          161,018        $       127,305
                                          -------------------    -------------------

EXPENSES:
  Depletion and amortization                          87,103                 98,495
  General and administrative:
    Allocated from general partner                    28,177                 21,904
    Direct expense                                       426                  5,822
                                          -------------------    -------------------

Total expenses                                       115,706                126,221
                                          -------------------    -------------------

INCOME FROM OPERATIONS                                45,312                  1,084
                                          -------------------    -------------------

OTHER INCOME:
  Interest income                                        120                      -
                                          -------------------    -------------------
                                          -------------------     ------------------

NET INCOME                                $           45,432         $        1,084
                                          ===================    ===================


See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 3, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
----------------------------------------------------------------------------

                                                                                         PER $500
                                                                                         LIMITED
                                                                                         PARTNER
                                                   GENERAL              LIMITED         UNIT OUT-
                               TOTAL               PARTNER             PARTNERS          STANDING
                            -------------    ------------------   ------------------   -----------

BALANCE, JANUARY 1, 1994     $   757,224     $           6,751    $         750,473    $      345

CASH DISTRIBUTIONS               (77,579)               (7,758)             (69,821)          (32)

NET INCOME (LOSS)                  1,084                 9,959               (8,875)           (4)
                            -------------    ------------------   ------------------   -----------

BALANCE, DECEMBER 31, 1994       680,729                 8,952              671,777           309

CASH DISTRIBUTIONS              (124,179)              (12,417)            (111,762)          (52)

NET INCOME                        45,432                13,253               32,179            15
                            -------------    ------------------   ------------------   -----------

BALANCE, DECEMBER 31, 1995  $    601,982     $           9,788    $         592,194 (1)$      272
                            =============    ==================   ==================   ===========



(1)  Includes 85 units purchased by the general partner as a limited partner.




See accompanying notes to financial statements.
--------------------------------------------------------------------

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 3, L.P.

STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
----------------------------------------------------------------------------

                                                             1995                    1994
                                                     -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $           45,432           $        1,084
                                                     -------------------      -------------------

Adjustments to reconcile net income to net cash
   provided by operating activities
  Depletion and amortization                                     87,103                   98,495
Decrease in:
  Accounts receivable - oil & gas sales                           3,665                    2,691
Increase (decrease) in:
  Accounts payable                                               (1,507)                   1,855
  Payable to an affiliated limited partner                            -                  (17,045)
  Payable to general partner                                      3,872                  (11,247)
                                                     -------------------      -------------------

Total adjustments                                                93,133                   74,749
                                                     -------------------      -------------------

Net cash provided by operating activities                       138,565                   75,833
                                                     -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property credits                                                  -                    2,378
                                                     -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                         (124,179)                 (77,579)
                                                     -------------------      -------------------

NET INCREASE IN CASH                                             14,386                      632

CASH AT BEGINNING OF PERIOD                                       7,599                    6,967
                                                     -------------------      -------------------

CASH AT END OF PERIOD                                $           21,985            $       7,599
                                                     ===================      ===================



See accompanying notes to financial statements.
-----------------------------------------------------------------------------

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

Set forth below is a reconciliation of net income as reflected in the accompanying financial statements and net income for federal income tax purposes for the year ended December 31, 1995:


                                                                                   Allocable to                Per $500
                                                                    -------------------------------------
                                                                                                               Limited
                                                                          General            Limited         Partner Unit
                                                      TOTAL               Partner           Partners          Outstanding
                                               ------------------   ------------------  -----------------   --------------
Net income as reflected in the
 accompanying financial statements             $          45,432    $          13,253         $   32,179        $      15
Reconciling item:
  Difference in depletion and
     amortization computed for
     federal income tax purposes
     and the amount computed for
     financial reporting purposes                        (16,320)                   -            (16,320)              (7)
                                               ------------------   ------------------  -----------------   --------------

Net income for federal
   income tax purposes                         $          29,112    $          13,253        $    15,859       $        8
                                               ==================   ==================  =================   ==============


Net income for federal  income tax  purposes is a summation  of ordinary  income
(loss), portfolio income (loss), cost depletion and intangible drilling costs as presented in the Company's federal income tax return.

Set forth below is a reconciliation between partners' capital as reflected in the accompanying financial statements and partners' capital for federal income tax purposes as of December 31, 1995:


                                                                                   Allocable to                 Per $500
                                                                    -------------------------------------
                                                                                                                Limited
                                                                          General            Limited          Partner Unit
                                                      TOTAL               Partner           Partners          Outstanding
                                               ------------------   ------------------  -----------------    -------------
Partners' capital as reflected in the
 accompanying financial statements             $         601,982    $           9,788      $     592,194       $      272
Reconciling items:
  Difference in accumulated
     depletion and amortization
     for financial reporting and
     federal income tax purposes                          47,738                    -             47,738               22
  Commissions and syndication
     fees capitalized for federal
     income tax purposes                                 104,549                    -            104,549               48
                                               ------------------   ------------------  -----------------    -------------

Partners' capital for federal
     income tax purposes                       $         754,269    $           9,788     $      744,481       $      342
                                               ==================   ==================  =================    =============


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

6.           SIGNIFICANT PURCHASERS

             Enron Oil Trading & Transportation Company accounted for 100% of the Company's oil sales in both 1995 and 1994.

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 3, L.P.

SUPPLEMENTARY OIL AND GAS INFORMATION
FOR THE  TWO YEARS ENDED DECEMBER 31, 1995
--------------------------------------------------------------------
Proved Oil and Gas Reserve Quantities (Unaudited)

The following presents an estimate of the Company's proved oil reserve quantities and changes therein for each of the two years in the period ended December 31, 1995. Oil reserves are stated in barrels (BBLS). The amounts per $500 limited partner unit do not include a potential 5% reduction after payout. All of the Company's reserves are located within the United States.



                                                               Per $500
                                                                Limited
                                              Oil            Partner Unit
                                            (BBLS)            Outstanding
                                          --------------   ------------------


PROVED DEVELOPED AND
    UNDEVELOPED RESERVES:

January 1, 1994                                 220,707                   91

   Revisions of previous estimates               68,194                   29
   Production                                   (33,561)                 (14)
                                          --------------   ------------------

December 31, 1994                               255,340                  106

  Revisions of previous estimates                (4,975)                  (2)
  Production                                    (30,330)                 (13)
                                          --------------   ------------------

December 31, 1995                               220,035                   91
                                          ==============   ==================




PROVED DEVELOPED RESERVES:

January 1, 1994                                 220,707                   91
                                          ==============   ==================

December 31, 1994                               255,340                  106
                                          ==============   ==================

December 31,  1995                              220,035                   91
                                          ==============   ==================


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


              R. E. Densford


     /s/      James A. Klein            Controller and Chief Accounting Officer

             -----------------

              James A. Klein

                                   /s/ Robert D. Carl, III

                                   --------------------------

                                       Robert D. Carl, III       Director



                                   /s/ Martin J. Freedman

                                   --------------------------

                                       Martin J. Freedman        Director


                                   /s/ William C. Hooper, Jr.

                                   --------------------------

                                       William C. Hooper, Jr.    Director


                                   /s/ Tom Shorney

                                   --------------------------

                                       Tom Shorney               Director


                                   /s/ Stuart Strasner

                                   --------------------------

                                       Stuart Strasner           Director