Form 10QSB
period 1997-03-31
ENEX 90-91 INCOME & RETIREMENT FUND SERIES 3 LP
filed 1997-05-15
CIK 880580

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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
BALANCE SHEET
---------------------------------------------------------------------------

                                                            MARCH 31,
ASSETS                                                         1997
                                                      ---------------------
                                                           (Unaudited)
CURRENT ASSETS:
  Cash                                                $             31,441
  Accounts receivable - oil & gas sales                             72,613
                                                      ---------------------

Total current assets                                               104,054
                                                      ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                               962,796
  Less  accumulated depletion                                      491,350
                                                      ---------------------

Property, net                                                      471,446
                                                      ---------------------

TOTAL                                                 $            575,500
                                                      =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                   $              1,064
   Payable to general partner                                        7,384
                                                      ---------------------

Total current liabilities                                            8,448
                                                      ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                561,284
   General partner                                                   5,768
                                                      ---------------------

Total partners' capital                                            567,052
                                                      ---------------------

TOTAL                                                 $            575,500
                                                      =====================


Number of $500 Limited Partner units outstanding                     2,175




See accompanying notes to financial statements.
---------------------------------------------------------------------------

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 3, L.P.
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------


(UNAUDITED)                          THREE MONTHS ENDED
                                ------------------------------------------

                                     MARCH 31,              MARCH 31,
                                        1997                  1996
                                -------------------    -------------------
REVENUES:
  Oil and gas sales             $           63,677        $        68,577
                                -------------------     ------------------

EXPENSES:
  Depletion and amortization                13,332                 21,819
  General and administrative                 9,910                 11,259
                                -------------------    -------------------

Total expenses                              23,242                 33,078
                                -------------------    -------------------

INCOME  FROM OPERATIONS                     40,435                 35,499
                                -------------------    -------------------

OTHER INCOME:
  Interest income                            1,265                      -
                                -------------------    -------------------

NET INCOME                      $           41,700       $         35,499
                                ===================    ===================



See accompanying notes to financial statements.
----------------------------------------------------------------------------
                                       I-2

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 3, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE THREE MONTHS ENDED MARCH 31, 1997
--------------------------------------------------------------

                                                                                               PER $500
                                                                                                LIMITED
                                                                                                PARTNER
                                                      GENERAL              LIMITED             UNIT OUT-
                                  TOTAL               PARTNER             PARTNERS             STANDING
                           ------------------   ------------------    -----------------    -----------------

BALANCE, JANUARY 1, 1996   $         601,982    $           9,788       $      592,194         $        272

CASH DISTRIBUTIONS                  (171,018)             (20,982)            (150,036)                 (69)

NET INCOME                           152,107               21,953              130,154                   60
                           ------------------   ------------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1996           583,071               10,759              572,312                  263

CASH DISTRIBUTIONS                   (57,719)             (10,495)             (47,224)                 (22)

NET INCOME                            41,700                5,504               36,196                   17
                           ------------------   ------------------    -----------------    -----------------

BALANCE, MARCH 31, 1997    $         567,052    $           5,768       $      561,284 (1)     $        258
                           ==================   ==================    =================    =================


(1)  Includes 118 units purchased by the general partner as a limited partner.





See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 3, L.P.
STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------

(UNAUDITED)
                                                          THREE MONTHS ENDED
                                                    ------------------------------------------
                                                       MARCH 31,                MARCH 31,
                                                          1996                    1996
                                                  -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $           41,700            $      35,499
                                                  -------------------      -------------------

Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depletion and amortization                                  13,332                   21,819
(Increase) in:
  Accounts receivable - oil & gas sales                      (21,892)                 (10,090)
Increase (decrease) in:
   Accounts payable                                           (1,310)                  (1,205)
   Payable to general partner                                  3,135                   (2,665)
                                                  -------------------      -------------------

Total adjustments                                             (6,735)                   7,859
                                                  -------------------      -------------------

Net cash provided by operating activities                     34,965                   43,358
                                                  -------------------      -------------------




CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                       (57,719)                 (21,186)
                                                  -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                              (22,754)                  22,172

CASH AT BEGINNING OF YEAR                                     54,195                   21,985
                                                  -------------------      -------------------

CASH AT END OF PERIOD                             $           31,441            $      44,157
                                                  ===================      ===================


See accompanying notes to financial statements.
-----------------------------------------------------------------------------
                                       I-4

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

2. A cash distribution was made to the limited partners of the Company in the amount of $47,224, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on January 31, 1997.

3. On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

Item 2.            Managements's Discussion and Analysis or Plan of Operation.


First Quarter 1997 Compared to First Quarter 1996

Oil sales for the first quarter decreased from $68,577 in 1996 to $63,677 in 1997. This represents a decrease of $4,900 (7%). An 18% decline in oil production reduced sales by $12,399. This decrease was partially offset by a 13% increase in average net sales prices. The decrease in oil production was primarily the result of natural production declines. The increase in average net sales prices corresponds with higher prices in the overall market for the sale of oil.

Depletion expense decreased from $19,644 in the first quarter of 1996 to $13,332 in the first quarter of 1997. This represents a decrease of $6,312 or 32%. The decrease in production, noted above, reduced depletion expense by $3,552. A 17% decrease in the depletion rate reduced depletion expense by an additional $2,760. The decrease in the depletion rate was primarily a result of an upward revision of the oil reserves during December 1996.

General and administrative expenses decreased from $11,259 in the first quarter of 1996 to $9,910 in the first quarter of 1997. This decrease of $1,349 was primarily due to less staff time being required to manage the Company's operations in 1997.


CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1996 to 1997 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating, financing and investing activities.

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

On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                             ENEX 90-91 INCOME AND RETIREMENT
                                               FUND - SERIES 3, L.P.
                                          -------------------------------
                                                      (Registrant)



                                         By:ENEX RESOURCES CORPORATION
                                            --------------------------
                                             General Partner



                                        By:        R. E. Densford
                                                 --------------
                                                   R. E. Densford
                                              Vice President, Secretary
                                        Treasurer and Chief Financial
                                                       Officer




May 11, 1997                            By:         James A. Klein
                                                  --------------
                                                    James A. Klein
                                                  Controller and Chief
                                                  Accounting Officer